Form 10-Q
period 1995-09-30
BASS MORTGAGE INCOME FUND I LIMITED PARTNERSHIP
filed 1995-11-13
CIK 799568

FORM 10-Q

                                SECURITIES AND EXCHANGE COMMISSION

                                      WASHINGTON, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.........................September 30, 1995

                                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from...............to..........................
Commission file number   0-16795


                BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP
----------------------------------------------------------------------------
           (Exact name of partnership as specified in its charter)


         Ohio                                          56-1529726
----------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


          P.O. Box 23343 Hilton Head Island, South Carolina 29925
------------------------------------------------------------------------------
              (Address of principal executive office) (Zip Code)


Partnership's telephone number, including area code:  (803) 757-6660
                                                       ------------

     Indicate by check mark whether the partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the partnership was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

      YES     X                                       NO
           -------                                      --------

BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP


                                      INDEX
                                     -------

                                                                                        PAGE
                                                                                       NUMBER
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

             Condensed Balance Sheet
                as of September 30, 1995
                (Unaudited)                                                               3

             Condensed Statement of Income Three months and nine months ended
                September 30, 1995 and 1994
                (Unaudited)                                                               4

             Statement of Partners' Equity                                                5
                (Unaudited)

             Condensed Statement of Cash Flows
                Nine months ended September 30, 1995 and 1994
                (Unaudited)                                                               6

             Notes to Condensed Financial
                Statements (Unaudited)                                                    7

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                               11


PART II.  OTHER INFORMATION

SIGNATURES                                                                               14




BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP


                      CONDENSED BALANCE SHEET


                                                                      September 30,       December 31,
                                                                          1995                1994
                                                                    ------------------  -----------------
                              ASSETS                                   (Unaudited)
                              -------
MORTGAGE LOANS TO AFFILIATES:
  Mortgage loans to affiliates                                            $12,974,598        $12,974,598
  Allowance for losses                                                      (957,000)          (957,000)
                                                                    ------------------  -----------------
                                                                           12,017,598         12,017,598

NONRECOURSE PROMISSORY NOTES                                                   53,833             53,833
INTEREST RECEIVABLE FROM AFFILIATES                                           465,187            306,015
CASH AND CASH INVESTMENTS                                                     224,424            262,157
                                                                    ------------------  -----------------
     Total assets                                                         $12,761,042        $12,639,603
                                                                    ==================  =================


                         PARTNERS' EQUITY
                        -------------------

PARTNERS' EQUITY:
  Limited partners' interest                                              $12,664,452        $12,553,302
  General partners' interest                                                   96,590             86,301
                                                                    ------------------  -----------------
     Total partners' equity                                               $12,761,042        $12,639,603
                                                                    ==================  =================




                  The accompanying notes are an integral part of
                            the financial statements.

BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP


                 CONDENSED STATEMENT OF INCOME
                          (Unaudited)


                                                                 Three months     Nine months       Three months     Nine months
                                                                    ended            ended             ended            ended
                                                                September 30,    September 30,     September 30,    September 30,
                                                                     1995             1995              1994             1994
                                                                ---------------  ---------------   ---------------  ---------------
INTEREST INCOME:
  Interest on mortgage loans to affiliates                            $383,702       $1,137,741          $352,452         $988,138
  Other                                                                  2,038            6,227             1,386            4,150
                                                                ---------------  ---------------   ---------------  ---------------
                                                                       385,740        1,143,968           353,838          992,288
                                                                ---------------  ---------------   ---------------  ---------------

EXPENSES:
  Administrative fee to affiliate                                        6,250           18,750             6,250           18,750
  Legal and other restructuring expenses                                16,670           67,094               128           58,539
  Partnership operating expenses                                        13,255           29,185             7,498           20,273
                                                                ---------------  ---------------   ---------------  ---------------
NET INCOME                                                            $349,565       $1,028,939          $339,962         $894,726
                                                                ===============  ===============   ===============  ===============

NET INCOME ALLOCATED TO GENERAL PARTNERS                                $3,496          $10,289            $3,400           $8,947
                                                                ===============  ===============   ===============  ===============

NET INCOME ALLOCATED TO LIMITED PARTNERS                              $346,069       $1,018,650          $336,562         $885,779
                                                                ===============  ===============   ===============  ===============

NET INCOME PER LIMITED PARTNERSHIP UNIT,  based
  on number of units outstanding (1,470,500)                             $0.24            $0.69             $0.23            $0.60
                                                                ===============  ===============   ===============  ===============



                          The accompanying notes are an integral
                            part of the financial statements.

BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP


          STATEMENT OF PARTNERS' EQUITY
                   (Unaudited)

                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------
Balance, January 1, 1995                               $12,553,302           $86,301     $12,639,603
Net income                                               1,018,650            10,289       1,028,939
Distribution to partners                                 (907,500)                 0       (907,500)
                                                   ----------------  ----------------  --------------
Balance, September 30, 1995                            $12,664,452           $96,590     $12,761,042
                                                   ================  ================  ==============




                                                       Limited           General
                                                      Partners          Partners           Total
                                                   ----------------  ----------------  --------------

Balance, January 1, 1994                               $12,478,520           $73,511     $12,552,031
Net income                                                 885,779             8,947         894,726
Distribution to partners                                 (871,451)                 0       (871,451)
                                                   ----------------  ----------------  --------------
Balance, September 30, 1994                            $12,492,848           $82,458     $12,575,306
                                                   ================  ================  ==============




                   The accompanying notes are an integral part of
                             the financial statements.

BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP


              CONDENSED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                                                  Nine months         Nine months
                                                                     ended               ended
                                                                 September 30,       September 30,
                                                                      1995                1994
                                                               -------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $1,028,939           $894,726
   Adjustments to reconcile net income to net
    cash provided by operating activities-
     Change in assets and liabilities:
       Amortization of deferred mortgage loan fees                              0            (4,194)
       Increase in interest receivable from affiliates                  (159,172)           (71,495)
                                                               -------------------  -----------------

          Net cash provided by  operating activities                      869,767            819,037
                                                               -------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to partners                                             (907,500)          (871,451)
                                                               -------------------  -----------------

NET DECREASE IN CASH AND CASH INVESTMENTS                                (37,733)           (52,414)
CASH AND CASH INVESTMENTS, beginning of year                              262,157            313,743
                                                               -------------------  -----------------
CASH AND CASH INVESTMENTS, September 30                                  $224,424           $261,329
                                                               ===================  =================

                 The accompanying notes are an integral part of
                            the financial statements.

BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  ORGANIZATION

     Bass Mortgage Income Fund I, Limited Partnership (the Partnership) is an Ohio limited partnership, formed for the purpose of investing in assumable, nonrecourse first mortgage loans on apartment complexes owned by seven real estate limited partnerships (collectively the Borrower Partnerships) that are affiliates of Marion F. Bass (the Individual General Partner) and Marion Bass Mortgage and Investment Corp., (the Managing General Partner). Marion Bass Mortgage and Investment Corp. is wholly owned by Marion F. Bass.

     Under the terms of the partnership agreement, net income (loss) and cash distributions from operations are to be allocated 99% to the Limited Partners and 1% to the General Partners. Upon liquidation of the Partnership, the partnership agreement provides for the following distribution of the Partnership's net assets:

(Bullet) First, to the payment of creditors of the Partnership (if any) but excluding secured creditors whose obligations will be assured or otherwise transferred on the liquidation of Partnership assets;

(Bullet) Second, to the Partners in proportion to and to the extent of the positive balances in their capital accounts until each partner's adjusted contribution, as defined, has been returned, and

(Bullet)   Third, 70% to the Limited Partners and 30% to the General Partners.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Partnership records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Partnership's financial position as of September 30, 1995, results of operations for the three months and nine months ended September 30, 1995 and 1994 and cash flow for the nine months ended September 30, 1995 and 1994.

3.  MORTGAGE LOANS TO AFFILIATES AND ALLOWANCE FOR LOAN LOSSES

     In 1987, the Partnership invested in seven first mortgage loans secured by apartment complexes owned by the Borrower Partnerships. Each of the mortgage loans was evidenced by a 15-year, nonrecourse promissory note requiring only payments of interest at 11.75% prior to maturity.

     In 2002, the Borrower Partnerships' ability to continue as a going concern is dependent upon the refinancing of the mortgage loans. In the event the Borrower Partnerships' efforts to renegotiate or otherwise refinance the mortgage loans are unsuccessful, it is doubtful whether the Borrower Partnerships would be able to continue operating in the normal course of business. In the event that the debt service requirements are not met by the Borrower Partnerships, the carrying amounts of the mortgage loans to affiliates would most likely not be realizable. While the Managing General Partner believes, that, absent adverse financial circumstances, the principal amount of the mortgages and the full amount of all deferred and accrued interest will be paid, there can be no assurances that the Borrower Partnerships will be able to refinance their properties or sell their properties in order to generate those payments.

BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP

     In order to record probable incurred losses on the mortgage loans to affiliates, the Partnership has reserved an allowance for losses which is based on a review of individual loans, projected and actual cash flows of the Borrower Partnerships, current economic conditions, the estimated fair value of underlying collateral and other factors. Actual losses may vary from current estimates. These estimates are reviewed periodically and adjustments are made as deemed necessary.

     A summary of the mortgage loans to affiliates and allowance for loan losses as of September 30, 1995 are as follows:


     Name of            Final           Face                                          Allowance         Net
    Apartment         Maturity       Amount of          Direct         Adjusted       for Loan       Carrying
     Complex            Date          Mortgage       Write-downs         Cost          Losses         Amount
-------------------  ------------   -------------   ---------------  -------------   ------------  --------------
Wendover Glen         01/14/2002      $2,630,000        ($100,000)     $2,530,000     ($397,000)      $2,133,000
Sharon Ridge I        01/14/2002         640,000          (26,000)       $614,000       (28,000)        $586,000
Sharon Ridge II       02/04/2002         800,000          (12,900)       $787,100              0        $787,100
The Chase             03/16/2002       2,856,278         (350,000)     $2,506,278              0      $2,506,278
The Landing           04/29/2002       3,334,920                 0     $3,334,920      (469,000)      $2,865,920
The Courtyard         05/22/2002       1,550,000         (312,000)     $1,238,000       (63,000)      $1,175,000
The Oaks              12/09/2002       2,000,000          (35,700)     $1,964,300              0      $1,964,300
                                    -------------   ---------------  -------------   ------------  --------------
                                     $13,811,198        ($836,600)    $12,974,598     ($957,000)     $12,017,598
                                    =============   ===============  =============   ============  ==============


4.  RELATED PARTY TRANSACTIONS

     The Partnership pays the Managing General Partner, Marion Bass Mortgage and Investment Corp., an annual administrative fee of $25,000 to perform daily investment management and administrative functions for the Partnership.

5.  SUBSEQUENT EVENT

      On October 15, 1995, the Partnership made a cash distribution of $293,000 ($.20 per limited partner unit) relating to the third quarter of 1995.

6.  RENTAL PROPERTIES

     Summarized financial information as of September 30, 1995 and 1994, for each of the properties is presented as follows:


                                                                 Rental Revenue
                                                          ------------------------------
                                  Property                    1995            1994
                       --------------------------------   -------------   --------------
                       Wendover Glen                          $370,728         $338,266
                       Sharon Ridge I                          128,204          118,639
                       Sharon Ridge II                         188,185          175,442
                       The Chase                               524,068          460,942
                       The Landing                             498,137          468,405
                       The Courtyard                           255,428          232,620
                       The Oaks                                391,880          368,337
                                                          -------------   --------------
                                                            $2,356,630       $2,162,651
                                                          =============   ==============


BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP


                                                                Net Income (Loss)
                                                            Exclusive of Depreciation
                                                          ------------------------------
                                  Property                    1995            1994
                       --------------------------------   -------------   --------------
                       Wendover Glen                            $7,264         ($8,455)
                       Sharon Ridge I                           24,506            9,843
                       Sharon Ridge II                          43,320           31,712
                       The Chase                                89,236           18,771
                       The Landing                              38,551           20,518
                       The Courtyard                            31,752          (3,780)
                       The Oaks                                 97,462           69,915
                                                          -------------   --------------
                                                              $332,091         $138,524
                                                          =============   ==============


7.  RESTRUCTURE OF MORTGAGE LOANS TO AFFILIATES

     In January 1994, the Borrower Partnerships and the Partnership approved the terms of a troubled-debt restructuring of the mortgage loans. The restructured loan agreement includes the following provisions:

(Bullet) The interest rate has been reduced from 11.75% to 9.5% for the period from September 1, 1991, through September 30, 1992. Beginning October
         1, 1992, through maturity, the interest rate is 7% (the Stated Interest
         Rate) per year. In addition to the Stated Interest Rate, the Borrower
         Partnerships pay additional interest on a quarterly basis to the extent of net cash flow from operations, as defined, with total interest payments not to exceed 9.5% per annum.

(Bullet) Each of the Borrower Partnerships has executed a nonrecourse promissory note in the amount of $750,070 representing certain interest deferred during the period from September 1, 1991 through December 31, 1992. The interest deferred was calculated at 9.5% per year for each month of deferral. These promissory notes bear interest at 9.5% per year and are secured by a deed of trust on the property collateralizing the mortgage loans. The principal and interest on these promissory notes are due and payable on the maturity of the mortgage loans, except that prepayments in full will be permitted at the same time the mortgage loans are paid.
         There can be no assurance that the Borrower Partnerships, individually or collectively, will have the funds necessary at maturity to pay the principal balance of the mortgage loans plus the amount due under these promissory notes.

(Bullet) Tax escrow and replacement reserves will continue to be funded monthly as required by the restructured loan agreements. These reserves have been pledged by the Borrower Partnerships as additional collateral for the loans.

(Bullet) The restructuring involves certain considerations given by members of the Marion Bass Group to induce the Partnership to enter into the restructuring proposal with the Borrower Partnerships. The amounts of all loans made, interest related to such loans, and accrued but unpaid property management fees totaling $1,017,280 have been converted to individual nonrecourse, subordinated promissory notes from each of the Borrower Partnerships to applicable members of the Marion Bass Group.
         The notes bear interest at the applicable federal rates as provided by the Internal Revenue Service and are due and payable upon maturity of the mortgage loans.

     Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," requires the Partnership to recognize the effects of the restructuring prospectively and, therefore, beginning January 1994, interest income on mortgage loans to affiliates has


BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP

been computed by applying a constant effective interest rate (8.8% at September
30, 1995) to the recorded investment in the mortgage loans at the beginning of each period between restructuring and maturity. This effective rate is the discount rate that equates the present value of all expected future cash receipts with the carrying amount of the mortgage loans and accrued interest outstanding at the date of restructuring. Interest will not be accrued on those loans where a default of principal or interest exists under the terms of the restructuring, or if collection of the principal or interest is considered doubtful.

     Mortgage interest income of $1,217,112 would have been recognized for the period ended September 30, 1995, had the Borrower Partnerships been current in accordance with the original terms of the mortgage loans.

     The Limited Partners have approved the proposal from the Borrower
Partnerships that will result in the negotiated prepayment of the mortgage loans and promissory notes payable to the Partnership. Until the date of receipt of the minimum payment of $12,260,000, the Borrower Partnerships will be liable for interest on the loans and that interest outstanding will be due monthly until such receipt of payment. The Borrower Partnerships have until November 30, 1995 to fund the minimum payment. There is no assurance that the Borrower
Partnerships will be able to meet the terms of the prepayment agreement. If they do not meet the terms, then the Partnership will not dissolve and shall continue its business. The accompanying financial statements do not reflect any adjustments related to the acceptance of this proposal.



BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At September 30, 1995, partners' equity was $12,761,042 and cash reserves amounted to $224,424. The Partnership's sole source of revenues is interest earned on mortgage loans to affiliates and interest earned on investments of monthly collections between quarterly distributions and excess cash reserve funds. If the interest payments on the mortgage loans are not made to the Partnership, the Partnership will not have funds to distribute to limited partners.

     With the restructure of the mortgage loans to affiliates, the Partnership implemented the Statement of Financial Accounting Standards No. 15 entitled
"Accounting by Debtors and Creditors for Troubled Debt Restructurings." This statement requires the Partnership to recognize the effects of the restructuring prospectively, and, therefore, not change the recorded investment in mortgage loans to affiliates at the time of restructuring. Interest income on mortgage loans to affiliates will be computed by applying a constant effective interest rate to the recorded investment in the mortgage loans.

     The Partnership has accepted the proposal from the Borrower Partnerships that will result in the negotiated prepayment of the mortgage loans and promissory notes payable to the Partnership. Until the date of receipt of the minimum payment of $12,260,000, the Borrower Partnerships will be liable for interest on the loans and that interest outstanding will be due monthly until such receipt of payment. The Borrower Partnerships have until November 30, 1995 to fund the minimum payment. There is no assurance that the Borrower
Partnerships will be able to meet the terms of the prepayment agreement. If they do not meet the terms, then the Partnership will not dissolve and shall continue its business. The accompanying financial statements do not reflect any adjustments related to the acceptance of this proposal.

   Results of Operations

     The Partnership earned $383,702 in interest on mortgage loans to affiliates for the three months ended September 30, 1995. Applying the principles of Statement of Financial Accounting Standards No.15, the effective interest rate was 8.8%. Under the original terms of the mortgage loans to affiliates, the Partnership would have recognized $405,704 based on the interest rate of 11.75%.

     Total interest income of $385,740 for the three months ended September 30, 1995 is compared to $353,838 for the corresponding quarter in 1994. After deduction of an administrative fee to affiliate of $6,250, legal and other restructuring costs of $16,670 and partnership operating expenses of $13,255, the Partnership recognized a net income of $349,565 for the three months ended
September 30, 1995. This is compared to a net income of $339,962 in 1994.

     Overall, the Partnership recognized a net increase in total interest income of $151,680 for the nine months ended September 30, 1995 compared to the corresponding period in 1994. Total expenses increased $17,467 due mainly to incurring legal and other expense associated with partnership activities and the prepayment agreement. The Partnership recognized a net income of $1,028,939 after deduction of operating expenses for the nine months ended September 30, 1995. This is compared to a net income of $894,726 for the corresponding period in 1994.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
              Response:  None


BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP

Item 2.  Changes in Securities
              Response:  None

Item 3.  Defaults upon Senior Securities
              Response:  None

Item 4.  Submission of Matters to a Vote of Security Holders
              Response: A special meeting of limited partners of the Partnership was held on July 31, 1995 for the purpose of consideration of a proposal to dissolve the Partnership on the prepayment of a discounted principal amount of the mortgage loans. At the meeting, limited partners holding 1,222,312 out of 1,470,500 outstanding units of limited partnership interest were represented by proxy. The proposal was approved by the affirmative vote of 820,298 units with 364,139 units voting against and 37,875 units abstaining. The percentages for approval were as follows: 55.8% of the outstanding units voted in favor and 67.1% of the units cast were voted in favor.

Item 5.  Other Information
              Response:  None

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

             3(a) Copy of Amended and Restated Limited Partnership Agreement
                  dated as of December 1, 1986, filed as Exhibit 3(a) to Partnership's Registration Statement on Form S-11 (No.
                  33-8312), filed as part of Amendment No. 2 with the Securities and Exchange Commission on December 2, 1986, which is incorporated by reference to such Form S-11.

             3(b) Copy of Amended and Restated Certificate of Limited
                  Partnership dated December 1, 1986, filed as Exhibit 3(b) to
                  Partnership's Form 10-K Annual Report, filed with the
                  Securities and Exchange Commission, which is incorporated by reference to such form 10-K.

             3(c) Copy of First Amendment to the Amended and Restated
                  Certificate of Limited Partnership, dated January 14, 1987, filed as Exhibit 3(c) to Partnership's Form 10-K Annual
                  Report, filed with the Securities and Exchange Commission, which is incorporated by reference to such form 10-K.

             3(d) Copy of First Amendment to Amended and Restated Agreement of
                  Limited Partnership, dated January 14, 1987, filed as Exhibit
                  3(d) to Partnership's Form 10-K Annual Report, filed with the
                  Securities and Exchange Commission, which is incorporated by reference to such Form 10-K.

             3(e) Copy of Second Amendment to the Amended and Restated Agreement
                  of Limited Partnership date as of February 4, 1987, filed as 3(e) to Partnership's Form 10-K Annual Report, filed with the
                  Securities and Exchange Commission, which is incorporated by reference to such Form 10-K.

             3(f) Copy of Second Amendment to the Amended and Restated
                  Certificate of Limited Partnership, dated as of February 4,
                  1987, filed as Exhibit 3(f) to Partnership's Form 10-K Annual
                  Report, filed with the Securities and Exchange Commission, which is incorporated by reference to such form 10-K.


             3(g) Copy of Third Amendment to the Amended and Restated Agreement
                  of Limited Partnership, dated as of March 16, 1987, filed as
                  Exhibit 3(g) to Partnership's Form 10-K Annual Report, filed with the Securities and Exchange Commission, which is incorporated by reference to such Form 10-K.

             3(h) Copy of Third Amendment to the Amended and Restated
                  Certificate of Limited Partnership, dated as of March 16,
                  1987, filed as Exhibit 3(h) to Partnership's Form 10-K Annual
                  Report, filed with the Securities and Exchange Commission, which is incorporated by reference to such Form 10-K.

             3(i) Copy of Fourth Amendment to the Amended and Restated Agreement
                  of Limited Partnership, dated as of April 30, 1987, filed as
                  Exhibit 3(i) to Partnership's Form 10-K Annual Report, filed with the Securities and Exchange Commission, which is incorporated by reference to such Form 10-K.

             3(j) Copy of Fourth Amendment to the Amended and Restated
                  Certificate of Limited Partnership, dated as of April 30,
                  1987, filed as Exhibit 3(j) to Partnership's Form 10-K Annual
                  Report, filed with the Securities and Exchange Commission, which is incorporated by reference to such form 10-K.

             3(k) Copy of Fifth Amendment to the Amended and Restated Agreement
                  of Limited Partnership, dated as of May 22, 1987, filed as
                  Exhibit 3(k) to Partnership's Form 10-K Annual Report, filed with the Securities and Exchange Commission, which is incorporated by reference to such Form 10-K.

             3(l) Copy of Fifth Amendment to the Amended and Restated
                  Certificate of Limited Partnership, dated as of May 22, 1987, filed as Exhibit 3(l) to Partnership's Form 10-K Annual
                  Report, filed with the Securities and Exchange Commission, which is incorporated by reference to such form 10-K.

             3(m) Copy of Sixth Amendment to the Amended and Restated Agreement
                  of Limited Partnership, dated as of December 10, 1987, filed as Exhibit 3(m) to Partnership's Form 10-K Annual Report, filed with the Securities and Exchange Commission, which is incorporated by reference to such Form 10-K.

             3(n) Copy of Sixth Amendment to the Amended and Restated
                  Certificate of Limited Partnership, dated as of December 10,
                  1987, filed as Exhibit 3(n) to Partnership's Form 10-K Annual
                  Report, filed with the Securities and Exchange Commission, which is incorporated by reference to such Form 10-K.

               4  Specimen  Certificate  for  Units,  filed as  Exhibit  4 to
                  Partnership's  Registration  Statement  of Form  S-11 (No.
                  33-8312), filed as part of Amendment No. 2 with the Securities and Exchange Commission on December 2, 1986, which is incorporate by reference to such Form S-11.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.



BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BASS MORTGAGE INCOME FUND I, LIMITED PARTNERSHIP

    By:   Marion Bass Mortgage and Investment Corp., as Managing General Partner


    By:   Marion F. Bass, President

    Date: November 13, 1995

    By:   Robert J. Brietz, Executive Vice President

    Date: November 13, 1995




